Form 10-K
period 2025-12-31
BANK5 2025-5YR15
filed 2026-03-26
CIK 2071746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-282944-02

Central Index Key Number of the issuing entity: 0002071746

BANK5 2025-5YR15

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

 Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

New York	38-7307929 61-2263332 61-2263333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The BANK5 2025-5YR15 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•        the 1535 Broadway mortgage loan, which is serviced pursuant to the BWAY 2025-1535 trust and servicing agreement attached hereto as Exhibit 4.2;

•        the Turtle Creek Village mortgage loan, which is serviced pursuant to the BMO 2025-5C11 pooling and servicing agreement attached hereto as Exhibit 4.3;

•        the 1401 H mortgage loan, which is serviced pursuant to the BANK5 2025-5YR14 pooling and servicing agreement attached hereto as Exhibit 4.4; and

•        The Wharf mortgage loan, which is serviced pursuant to the WHARF 2025-DC trust and servicing agreement attached hereto as Exhibit 4.5.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•        The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•        The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•        The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•        The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•        Rialto Capital Advisors, LLC is the special servicer under the BWAY 2025-1535 trust and servicing agreement, pursuant to which the 1535 Broadway mortgage loan is serviced. Because Rialto Capital Advisors, LLC is not the BANK5 2025-5YR15 special servicer, is not affiliated with any sponsor and services only the 1535 Broadway mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Rialto Capital Advisors, LLC, as BWAY 2025-1535 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        Torchlight Loan Services, LLC is the special servicer under the BANK5 2024-5YR14 pooling and servicing agreement, pursuant to which the 1401 H mortgage loan is serviced. Because Torchlight Loan Services, LLC is not the BANK5 2025-5YR15 special servicer, is not affiliated with any sponsor and services only the 1401 H mortgage loan, which constitutes less than 5% of the mortgage pool, Torchlight Loan Services, LLC, as BANK5 2025-5YR14 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        KeyBank National Association is the special servicer under the WHARF 2025-DC trust and servicing agreement, pursuant to which The Wharf mortgage loan is serviced. Because KeyBank National Association is not the BANK5 2025-5YR15 special servicer, is not affiliated with any sponsor and services only The Wharf mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as WHARF 2025-DC special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•        Trimont LLC, as master servicer, engaged the services of (i) Berkadia Commercial Mortgage LLC, as a sub-servicer for the reporting period in respect of 10.2% of the mortgage pool and (ii) CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•        Trimont LLC, as master servicer under the BANK5 2025-5YR14 trust and servicing agreement, pursuant to which the 1401 H mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of such mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 1, 2025.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2025, between Morgan Stanley Capital I Inc., as depositor, Trimont LLC, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on August 22, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of April 24, 2025, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, custodian and trustee, and Pentalpha Surveillance LLC, as operating advisor, relating to the BWAY 2025-1535 securitization transaction, pursuant to which the 1535 Broadway Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, BellOak, LLC, as operating advisor and asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee, relating to the BMO 2025-5C11 securitization transaction, pursuant to which the Turtle Creek Village Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of April 1, 2025, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC, as master servicer, Torchlight Loan Services, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and BellOak, LLC, as operating advisor and asset representations reviewer, relating to the BANK5 2025-5YR14 securitization transaction, pursuant to which the 1401 H Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(4.5) Trust and Servicing Agreement, dated as of June 26, 2025, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor, relating to the WHARF 2025-DC securitization transaction, pursuant to which The Wharf Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Computershare Trust Company, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Custodian

33.3    Trimont LLC, as Master Servicer

33.4    LNR Partners, LLC, as Special Servicer

33.5    Park Bridge Lender Services LLC, as Operating Advisor

33.6    Berkadia Commercial Mortgage LLC, as Primary Servicer

33.7    CoreLogic Solutions, LLC, as Servicing Function Participant

33.8    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BWAY Trust 2025-1535 securitization, pursuant to which the following mortgage loans were serviced by such party: 1535 Broadway (from 7/15/25 to 12/31/25)

33.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 33.8)

33.10 Trimont LLC, as Master Servicer under the BANK5 2025-5YR14 securitization, pursuant to which the following mortgage loans were serviced by such party: 1401 H (from 7/15/25 to 12/31/25) (see Exhibit 33.3)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2025-5YR14 securitization, pursuant to which the following mortgage loans were serviced by such party: 1401 H (from 7/15/25 to 12/31/25) (see Exhibit 33.7)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the WHARF 2025-DC securitization, pursuant to which the following mortgage loans were serviced by such party: The Wharf (from 7/15/25 to 12/31/25) (see Exhibit 33.8)

33.13 Rialto Capital Advisors, LLC, as Special Servicer under the BWAY Trust 2025-1535 securitization, pursuant to which the following mortgage loans were serviced by such party: 1535 Broadway (from 7/15/25 to 12/31/25)

33.14 LNR Partners, LLC, as Special Servicer under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 33.4)

33.15 Computershare Trust Company, National Association, as Custodian under the BWAY Trust 2025-1535 securitization, pursuant to which the following mortgage loans were serviced by such party: 1535 Broadway (from 7/15/25 to 12/31/25) (see Exhibit 33.2)

33.16 Computershare Trust Company, National Association, as Custodian under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 33.2)

33.17 Computershare Trust Company, National Association, as Custodian under the BANK5 2025-5YR14 securitization, pursuant to which the following mortgage loans were serviced by such party: 1401 H (from 7/15/25 to 12/31/25) (see Exhibit 33.2)

33.18 Computershare Trust Company, National Association, as Custodian under the WHARF 2025-DC securitization, pursuant to which the following mortgage loans were serviced by such party: The Wharf (from 7/15/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Computershare Trust Company, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Custodian

34.3    Trimont LLC, as Master Servicer

34.4    LNR Partners, LLC, as Special Servicer

34.5    Park Bridge Lender Services LLC, as Operating Advisor

34.6    Berkadia Commercial Mortgage LLC, as Primary Servicer

34.7    CoreLogic Solutions, LLC, as Servicing Function Participant

34.8    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BWAY Trust 2025-1535 securitization, pursuant to which the following mortgage loans were serviced by such party: 1535 Broadway (from 7/15/25 to 12/31/25)

34.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 34.8)

34.10 Trimont LLC, as Master Servicer under the BANK5 2025-5YR14 securitization, pursuant to which the following mortgage loans were serviced by such party: 1401 H (from 7/15/25 to 12/31/25) (see Exhibit 34.3)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2025-5YR14 securitization, pursuant to which the following mortgage loans were serviced by such party: 1401 H (from 7/15/25 to 12/31/25) (see Exhibit 34.7)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the WHARF 2025-DC securitization, pursuant to which the following mortgage loans were serviced by such party: The Wharf (from 7/15/25 to 12/31/25) (see Exhibit 34.8)

34.13 Rialto Capital Advisors, LLC, as Special Servicer under the BWAY Trust 2025-1535 securitization, pursuant to which the following mortgage loans were serviced by such party: 1535 Broadway (from 7/15/25 to 12/31/25)

34.14 LNR Partners, LLC, as Special Servicer under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 34.4)

34.15 Computershare Trust Company, National Association, as Custodian under the BWAY Trust 2025-1535 securitization, pursuant to which the following mortgage loans were serviced by such party: 1535 Broadway (from 7/15/25 to 12/31/25) (see Exhibit 34.2)

34.16 Computershare Trust Company, National Association, as Custodian under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 34.2)

34.17 Computershare Trust Company, National Association, as Custodian under the BANK5 2025-5YR14 securitization, pursuant to which the following mortgage loans were serviced by such party: 1401 H (from 7/15/25 to 12/31/25) (see Exhibit 34.2)

34.18 Computershare Trust Company, National Association, as Custodian under the WHARF 2025-DC securitization, pursuant to which the following mortgage loans were serviced by such party: The Wharf (from 7/15/25 to 12/31/25) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1    Computershare Trust Company, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Custodian

35.3    Trimont LLC, as Master Servicer

35.4    LNR Partners, LLC, as Special Servicer

35.5    Berkadia Commercial Mortgage LLC, as Primary Servicer

35.6    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BWAY Trust 2025-1535 securitization, pursuant to which the following mortgage loans were serviced by such party: 1535 Broadway (from 7/15/25 to 12/31/25)

35.7    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 35.6)

35.8    Trimont LLC, as Master Servicer under the BANK5 2025-5YR14 securitization, pursuant to which the following mortgage loans were serviced by such party: 1401 H (from 7/15/25 to 12/31/25) (see Exhibit 35.3)

35.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the WHARF 2025-DC securitization, pursuant to which the following mortgage loans were serviced by such party: The Wharf (from 7/15/25 to 12/31/25) (see Exhibit 35.6)

35.10 LNR Partners, LLC, as Special Servicer under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 35.4)

35.11 Computershare Trust Company, National Association, as Custodian under the BWAY Trust 2025-1535 securitization, pursuant to which the following mortgage loans were serviced by such party: 1535 Broadway (from 7/15/25 to 12/31/25) (see Exhibit 35.2)

35.12 Computershare Trust Company, National Association, as Custodian under the BMO 2025-5C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Turtle Creek Village (from 7/15/25 to 12/31/25) (see Exhibit 35.2)

35.13 Computershare Trust Company, National Association, as Custodian under the BANK5 2025-5YR14 securitization, pursuant to which the following mortgage loans were serviced by such party: 1401 H (from 7/15/25 to 12/31/25) (see Exhibit 35.2)

35.14 Computershare Trust Company, National Association, as Custodian under the WHARF 2025-DC securitization, pursuant to which the following mortgage loans were serviced by such party: The Wharf (from 7/15/25 to 12/31/25) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of June 27, 2025, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on August 22, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of June 27, 2025, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on August 22, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of June 27, 2025, between Morgan Stanley Capital I Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on August 22, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of June 27, 2025, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on August 22, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of June 25, 2025, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, and Wells Fargo Bank, National Association, as initial note A-2 holder, relating to the 150 Palmetto loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of June 25, 2025, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, and Wells Fargo Bank, National Association, as initial note A-2 holder, relating to the 120 Palmetto loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of May 7, 2025, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder, initial note A-4 holder and initial note A-5 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Ridgedale Center loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of April 14, 2025, by and among Goldman Sachs Bank USA, as initial note A-1-S1 holder, initial note A-1-C1 holder, initial note A-1-C2 holder and initial note B-1 holder, Bank of America, National Association, as initial note A-2-S1 holder, initial note A-2-C1 holder, initial note A-2-C2 holder and initial note B-2 holder, and Bank of Montreal, as initial note A-3-S1 holder, initial note A-3-C1 holder, initial note A-3-C2 holder and initial note B-3 holder, relating to the 1535 Broadway loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.9) Co-Lender Agreement, dated as of June 22, 2025, by and between JPMorgan Chase Bank, National Association, as initial note A-1 holder, and JPMorgan Chase Bank, National Association, as initial note A-2 holder, relating to the 7 Penn Plaza loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of May 13, 2025, by and among Starwood Mortgage Capital LLC, as note A-1 holder, and Morgan Stanley Bank, N.A., as note A-2 holder, relating to the Turtle Creek Village loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of March 13, 2025, by and between Morgan Stanley Bank, N.A., as initial note A-1-1 holder, initial note A-1-2 holder and initial note A-2 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the 1401 H loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(99.12) Amended and Restated Co-Lender Agreement, entered into June 26, 2025 and dated as of June 18, 2025, by and between Wells Fargo Bank, National Association, as initial note A-1-1 holder, initial note A-2-1 holder, initial note A-3-1 holder, initial note A-4-1 holder, initial note A-5-1-1 holder, initial note A-5-1-2 holder and initial note B-1-1 holder, Goldman Sachs Bank USA, as initial note A-1-2 holder, initial note A-2-2 holder, initial note A-3-2 holder and initial note B-2-1 holder, and Morgan Stanley Bank, N.A., as initial note A-1-3 holder, initial note A-2-3 holder, initial note A-3-3 holder, initial note A-4-2 holder, initial note A-5-2 holder and initial note B-1-3 holder, relating to The Wharf loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on July 1, 2025 under SEC File No. 333-282944-02 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 26, 2026